Form 10-Q
period 2015-06-30
Upholstery International, Inc.
filed 2015-08-19
CIK 1592998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

___________________________________________________________________________________________

Form 10-Q

___________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-195209

UPHOLSTERY INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-4159889
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

22771 Citation Road, Frankfort, IL	60423
(Address of principal executive offices)	(Zip Code)

(708) 372-2726
(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer company	☐	Smaller reporting company	☒
(Do not check if a smaller reporting)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares of issuer's common stock outstanding as of August 17, 2015 was 19,901,200.

UPHOLSTERY INTERNATIONAL, INC.

QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UPHOLSTERY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS
	June 30,	December 31,
	2015	2014
CURRENT ASSETS
Cash	$13,623	$18,955
Barter credits receivable	17,060	15,652
TOTAL CURRENT ASSETS	30,683	34,607

Property and Equipment	25,348	35,168
Security deposits	3,330	3,330

TOTAL ASSETS	$59,361	$73,105

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$82,560	$31,897
Credit cards payable	168,481	190,151
Customer deposits	29,480	10,206
Loan payable - related party	122,125	131,602
Note payable - related party	70,000	70,000
Loan payable	53,368	48,812
Financing loans	61,441	63,918
Current portion of long-term debt	9,205	8,879
TOTAL CURRENT LIABILITIES	596,660	555,465

Long-term debt	17,315	21,752

TOTAL LIABILITIES	613,975	577,217

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value; 10,000,000 shares authorized
No shares issued and outstanding at June 30, 2015	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized
19,901,200 and 19,900,200 shares issued and outstanding at
June 30, 2015 and December 31, 2014 , respectively	1,990	1,990
Additional paid-in capital	47,460	44,960
Accumulated deficit	(604,064)	(551,062)
TOTAL STOCKHOLDERS' DEFICIT	(554,614)	(504,112)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$59,361	$73,105

The accompanying notes are an integral part of the financial statements.

UPHOLSTERY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six months ended June 30,		Three Months Ended June 30
	2015	2014	2015	2014

REVENUE	$320,323	$290,028	144,695	142,200

COST OF REVENUE	188,176	180,554	86,882	80,474

GROSS PROFIT	132,147	109,474	57,813	61,726

OPERATING EXPENSES
General and administrative expenses	123,182	132,240	74,811	91,571

Income (loss) from Operations	8,965	(22,766)	(16,998)	(29,845)

Other expense :
Interest expense	61,968	31,880	29,408	16,813

Loss before provision for taxes	(53,003)	(54,646)	(46,406)	(46,658)

Income tax provision	—	—	—	—

Net Loss	$(53,003)	$(54,646)	(46,406)	(46,658)

Net loss per share - basic and diluted	(0.00)	(0.00)	(0)	(0)

Weighted average common shares outsanting - basic and diluted	19,901,084	20,010,581	19,901,200	20,010,600

The accompanying notes are an integral part of the financial statements.

UPHOLSTERY INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(53,003)	$(54,646)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Depreciation expense	9,820	8,761
Amortization of deferred finance charges		5,000

Changes in operating assets and liabilities:

Barter credits receivable	(1,407)	(8,429)
Prepaid expenses	—	15,000
Accounts payable and accrued expenses	50,663	(3,997)
Credit cards payable	(21,670)	(18,342)
Customer deposits	19,274	(26,849)
Net cash provided by (used in) operating activities	3,677	(83,502)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	0

Net cash used in financing activities	—	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	—	96,500
Proceeds from issuance of common stock	2,500	16,500
Proceeds from (Repayment of) related party loans	(9,477)	23,100
Repayment of debt	(2,032)	(42,021)

Net cash provided by (used in) financing activities	(9,009)	94,079

Increase (Decrease) in cash	(5,332)	10,577

Cash - beginning of period	18,955	10,661

Cash - end of period	$13,623	$21,238

The accompanying notes are an integral part of the financial statements.

Upholstery International, Inc.

Notes to the Consolidated Financial Statements

June 30, 2015

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION and Business

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes hereto as of December 31, 2014.  Operating results for the six and three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any other period.

Upholstery International, Inc. (the “Company”) through its wholly owned subsidiary, Ken’s Custom Upholstery, Inc. (“Ken’s”), operates a retail upholstery store which specializes in the reupholstering of furniture. The Company was incorporated under the laws of the state of Delaware on November 21, 2013 and Ken’s was formed under the laws of the state of Illinois on January 16, 1986.

On December 16, 2013 the Company completed a Share Exchange agreement with Ken’s, whereby the Company issued 13,450,000 shares of its common stock to the shareholders of Ken’s. The merger was accounted for as a reverse merger, whereby Ken’s being the accounting survivor and the Company being the legal acquirer. Accordingly, the historical financial statements presented herein are those of Ken’s Custom Upholstery, Inc. The stockholders’ equity section of Ken’s has been retroactively restated for all periods presented to reflect the accounting effect of the reverse merger transaction.

NOTE 2 – Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents.

Upholstery International, Inc.

Notes to the Consolidated Financial Statements

June 30, 2015

(Unaudited)

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104 for revenue recognition and Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.” Accordingly, revenue is recorded when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the selling price to the customer is fixed or determinable and collectability of the revenue is reasonably assured.

The Company’s source of revenue is derived from the reupholstering of furniture and revenue is recorded upon completion of the services upon pick up or delivery to the customer. The Company receives a deposit when the order is received and records the deposit as a customer deposit until the revenue is recognized.

Barter Transactions

The Company periodically enters into barter transactions for goods and services. The Company uses a third party to facilitate the exchange. The barter transactions are accounted for in accordance with ASC 845-10 in which the fair value of the nonmonetary assets exchanged is more clearly evident than the fair value of the barter credits received and that the barter credits shall be reported at the fair value of the nonmonetary asset exchanged. A loss on barter credits will be recognized if it subsequently becomes apparent that the fair value of any remaining credits is less that the carrying value of the credits or it is probable that all remaining credits will not be used. The Company did not recognize any losses on barter credits during the three months ended March 31, 2015 and 2014. The Company evaluates the recoverability of the credits on a quarterly basis.

Deferred Financing Costs

Deferred financing costs represent commitment fees, legal and other third party costs associated with obtaining commitments for financing which result in a closing of such financings. These costs are amortized, using the effective interest method, into earnings through interest expense over the terms of the respective agreements. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the three year useful lives of the assets. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Advertising

Advertising and marketing expenses are charged to operations as incurred.

Upholstery International, Inc.

Notes to the Consolidated Financial Statements

June 30, 2015

(Unaudited)

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of the Company’s short and long term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has no material uncertain tax positions for any of the reporting periods presented.

Upholstery International, Inc.

Notes to the Consolidated Financial Statements

June 30, 2015

(Unaudited)

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has a stockholders’ deficit of $554,614, an accumulated deficit of $604,064, and a working capital deficit of $565,977 at June 30, 2015.  These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving capital from third parties. The company is currently in the process of implementing a strategic growth plan through acquiring a number of industry related businesses. By acquiring additional revenue sources and launching our internal growth plans, we feel as a company, we will be able to reach our profitability marks efficiently.    No assurance can be given that the Company will be successful in these efforts.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

On November 15, 2013 the Company issued a promissory note in the amount of $70,000 to related party. The note bears interest at 11% per annum and matures on November 15, 2014, or within seven days after the Company is listed on a national stock exchange, whichever is earlier. The note is payable in monthly installments of interest only until the maturity date, and is personally guaranteed by the president of the Company. The note has been extended for an additional six months and is due May 15, 2015. The note has subsequently been extended for an additional six months and is now due November 15, 2015 with the same terms as the original note. The Company has been making the current monthly interest payments of $641 per month.

NOTE 5 – LOAN PAYABLE

In May, 2014 the Company entered into a business loan and security agreement, whereby it borrowed $75,000 from an unrelated third party. The amount outstanding at March 31, 2015 was $44,258. The loan is repayable in 378 payments of $288 due each business day beginning May 1, 2014. The loan is collateralized by substantially all assets of the Company and is personally guaranteed by the president of the Company. Through January 27, 2015, the Company had made all required payments of $288 due each business day. From January 28, 2015 to February 8, 2015 the Company did not make any payments toward this loan. From February 9, 2015 to March 2, 2015 the Company made 16 payments of $145 toward the loan and did not make any payments from March 3, 2015 to March 31, 2015.

From April 1, 2015 to the date of this filing the Company did not make any payments to the lender referred to in Note 5. On May 31, 2015, the lender offered a settlement of a one-time payment of $8,006 to settle the debt in full. The offer expires on June 30, 2015 and the Company is currently seeking funding to make the settlement payment, but as of this date has not yet agreed to the settlement. The lender has not taken any action toward its recourse regarding the collateral and guarantees on the loan.

Upholstery International, Inc.

Notes to the Consolidated Financial Statements

June 30, 2015

(Unaudited)

NOTE 6 – FINANCING LOANS

In July, September, and December 2014, the Company entered into three separate Purchase agreements with Continental Capital Advance, Inc. (“Continental”), an unrelated finance company, in the aggregate amount of $142,800 less an original discount of $42,800 for net proceeds to the company of $100,000 (less repayments under the previous agreement still outstanding upon consummation of new agreement). Under the terms of the agreement the Company sells, assigns, and transfers to Continental all of its interests in each of its future credit card receivables due to the Company from its credit card processor, until the collection of the amount of future receivables have been collected by Continental. As stated in the agreement, Continental is to be paid an undefined percentage of the Company’s future credit card receipts. In lieu of the collection of the percentage of credit card receipts, the Company and Continental have agreed that the payment of the purchase amount will be repaid by the Company in 110 payments of $516 due each business day beginning on the first day after the loan was disbursed, until the full amount due under the agreement is paid. The Company has granted to Continental a lien on and security interest in all of the future receivables, as defined in the agreement. The Company and the president of the Company have granted a lien and security interest in all personal and real property owned by them. The agreement is personally guaranteed by the president of the Company. The Company’s involvement with the receivable during the term of the agreement is the undefined percentage of credit card receipts not applicable to Continental, although due to the daily payments being made toward the agreement, the Company has been collecting the full amount of credit card receipts. On December 29, 2014 the Company entered into the third agreement with Continental whereby it received $40,000 less amounts owed under the previous existing agreements (in which the Company did not make all the required daily payments) of $21,867 for proceeds of $18,133. The total repayment of the third agreement is $56,800, which is currently being repaid in the same 110 payments of $516 due each business day until the full amount due under the agreement is paid. The Company has recorded the amount of the total repayment as a financing debt, with the difference between the proceeds received and the total repayment amount as a discount, which is being amortized as imputed interest (at an effective rate of 246%) over the life of the agreement which is the date that the total repayments will be made assuming the Company is timely in all of its payments. Through January 27, 2015, the Company had made all required payments of $516 due each business. From January 28, 2015 to February 10, 2015 the Company did not make any payments toward this loan. From February 11, 2015 to March 3, 2015 the Company made 14 payments of $285 toward the loan and did not make any payments from March 4, 2015 to the date of these financial statements. On August 7, 2015 Continental verbally agreed to receive bi-weekly payments of $250 until the loan has been paid off.

On October 27, 2014 the Company entered into a Payment Rights Purchase and Sale Agreement with EBF Partners, LLC (“EBF”) an unrelated finance company in the amount of $28,000 less an original discount of $8,000 for net proceeds to the company of $20,000. Under the terms of the agreement the Company sells, assigns, and transfers to EBF, without recourse, the specified percentage (defined as 15% under the agreement) of the proceeds of each future sale (as defined by the agreement) made by the Company until the purchased amount has been paid to EBF. The agreement also defines a daily payment amount of $280, which is being paid to EBF each business day as payment of the specified percentage, which amount has been intended to represent the specified percentage of the Company’s future receipts. The Company has granted to EBF a lien on and security interest in all of the future receipts, as defined in the agreement. The Company and the president of the Company have granted a lien and security interest in all personal and real property, owned by them. The agreement is personally guaranteed by the president of the Company. The Company’s involvement with the receivable during the term of the agreement is the percentage future receipts not applicable to EBF. The Company has recorded the amount of the total repayment as a financing debt, with the difference between the proceeds received and the total repayment amount as a discount, which is being amortized as imputed interest (at an effective rate of 259%) over the life of the agreement which is the date that the total repayments will be made assuming the Company is timely in all of its payments. Through January 27, 2015, the Company had made all required payments of $280 due each business. From January 28, 2015 to February 8, 2015 the Company did not make any payments toward this loan. From February 9, 2015 to March 2, 2015 the Company made 16 payments of $145 toward the loan and did not make any payments from March 3, 2015 to March 31, 2015. On April 10, 2015 the Company and EBF verbally agreed that payments in the amount of $250 would be made weekly begin on that date until the balance of the required payments was made. The company has made all the weekly payments of $250 from April 10, 2015 to the date of these financial statements.

Upholstery International, Inc.

Notes to the Consolidated Financial Statements

June 30, 2015

(Unaudited)

On November 11, 2014 the Company entered into a Purchase and Sale of Future Receivables with PIRS Capital, LLC (“PIRS”) an unrelated finance company in the amount of $22,350 less an original discount of $7,350 for net proceeds to the company of $15,000. Under the terms of the agreement the Company sells, assigns, and transfers to PIRS all of the Company’s future accounts, contract rights and other obligations arising from or relating to the payment of monies from the Company’s customers and/or other third party payers for the payment of the Company’s sale of goods and services until the purchased amount has been paid to PIRS. Under the terms of the agreement, the purchased amount shall be paid to PIRS as a percentage (defined as 20% under the agreement) of the Company’s settlement amounts due from each transaction. The agreement also defines a daily payment amount of $248, which is being paid to EBF each business day as payment of the specified percentage, which amount has been intended to represent the specified percentage of the Company’s future receipts. The Company has granted to PIRS a lien on and security interest in all of the future receipts, as defined in the agreement. The Company and the president of the Company have granted a lien and security interest in all personal and real property, owned by them. The agreement is personally guaranteed by the president of the Company. The Company’s involvement with the receivable during the term of the agreement is the percentage future receipts not applicable to PIRS. The Company has recorded the amount of the total repayment as a financing debt, with the difference between the proceeds received and the total repayment amount as a discount, which is being amortized as imputed interest (at an effective rate of 344%) over the life of the agreement which is the date that the total repayments will be made assuming the Company is timely in all of its payments. Through January 27, 2015, the Company had made all required payments of $248 due each business. From January 28, 2015 to March 24, 2015 the Company did not make any payments toward this loan. On March 25, 2015, the Company and PIRS entered into a settlement agreement whereby the Company will pay PIRS $12,000 payable in weekly payments of $230.76 due each Friday until the balance has been paid. The Company has imputed interest (at an effective rate of 466%) which is being amortized of the life of the agreement which is the date that the total repayments will be made assuming the Company is timely in all of its payments. The Company has made all the required payments relating to the settlement agreement as of the date of these financial statements.

As of the date of these financial statements the Company has made all the required payments for the financing loans above in accordance with the modifications to the original agreements as described above. The finance companies disclosed above have not taken any action toward its recourse regarding the collateral and guarantees on the agreements.

NOTE 8 – LONG-TERM DEBT

Long-term debt consists of two automobile loans which are payable in monthly installments of $897, including interest at rates of 5.6% and 8.0%. These loans are collateralized by the specific automobile owned by the company and mature as follows:

Year ended December 31, 2015	4,768
2016	9,467
2017	5,349
2018	4,790
2019	2,146

NOTE 9 – LOAN PAYABLE – RELATED PARTY

As of June 30, 2015 and December 31, 2014, the Company was obligated to a director, who is also an officer and a stockholder, for a non-interest bearing demand loan in the amounts of $122,125 and $131,602, respectively. The Company plans to pay the loan back as cash flows become available.

Upholstery International, Inc.

Notes to the Consolidated Financial Statements

June 30, 2015

(Unaudited)

NOTE 10 – CREDIT CARDS PAYABLE

The Company utilized several major credit cards during the normal course of its operations. Interest rates on the credit cards range from 11% to 30%. The Company also utilizes the services of a third party to negotiate settlements with the credit card companies. The Company currently has total available credit card financing of approximately $50,000 to finance its ongoing operations. The total of credit card payable on the accompanying balance sheet exceeds this amount due to existing credit cards in which no additional credit has been extended to the Company, which the Company is currently making payments towards the outstanding balances. The Company is not currently in default under payment arrangements on any of the credit cards. The credit cards are all personally guaranteed by the president of the Company.

NOTE 11 - INCOME TAXES

The Company has approximately $604,000 of net operating losses (“NOL”) carried forward to offset taxable income in future years which expire commencing in fiscal 2028. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized

NOTE 12 – STOCKHOLDERS’ DEFICIENCY

Authorized Stock

The Company has authorized 100,000,000 common shares and 10,000,000 preferred shares, both with a par value of $0.0001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On January 21, 2015, the company issued 1,000 shares of common stock to a private investor for proceeds of $2,500

NOTE 13 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements were available to be issued.

See notes 4, 5, and 6 regarding status of the notes, loans, and financing as of the date these financial statements were available to be issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to UPHOLSTERY INTERNATIONAL INC, a Nevada corporation.

Special note regarding forward–looking statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934 or the “Exchange Act.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions of performance; and statements of belief; and any statements of assumptions underlying any of the foregoing. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

In some cases, you can identify forward looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” or the negative of these terms. These terms and similar expressions are intended to identify forward-looking statements. The forward-looking statements in this report are based upon management's current expectations and belief, which management believes are reasonable. However, we cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are aware of, may cause actual results to differ materially from those contained in any forward-looking statements.  You are cautioned not to place undue reliance on any forward-looking statements.  These statements represent our estimates and assumptions only as of the date of this report. Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

☐	uncertainties relating to general economic and business conditions;
☐	industry trends; changes in demand for our products and services;
☐	uncertainties relating to customer plans and commitments and the timing of orders received from customers;
☐	announcements or changes in our pricing policies or that of our competitors;
☐	unanticipated delays in the development, market acceptance or installation of our products and services;
☐	changes in government regulations; availability of management and other key personnel;
☐	availability, terms and deployment of capital; relationships with third-party equipment suppliers; and
☐	worldwide political stability and economic growth.

Overview

Upholstery International Inc, incorporated in the State of Delaware on November 21, 2013, to engage in any lawful corporate undertaking. We are a full service furniture upholstery business.  We recover sofas, chairs, recliners, dining room seats, and ottomans.  We can refill cushions, replace cane, repair broken springs, and restyle existing pieces.  We also do boat seats, bar stools, restaurant booths, patio, and doctor office furniture.  We can build new furniture from our full line of solid oak frames including custom headboards and window cornices.  We have a large selection of thousands of fabrics to choose from both in-stock and special order.  We carry vinyl’s, indoor/outdoor fabrics, chenille’s, brocades, and many more types of fabrics.  We also carry a line of fringes and trims to finish off any piece.  We have a variety of clientele including, Residential, Commercial and Recreational Customers who all need upholstery services in one fashion or another.

The Company's website is currently under development.

Where you can find us:

8005 W. 183 St. Suite E, Tinley Park, IL 60487 – Showroom full street exposure

22771 Citation Rd., Frankfort, IL 60423 - Workshop industrial park

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has a stockholders’ deficit of $554,614, an accumulated deficit of $604,064, and a working capital deficit of $565,977 at June 30, 2015.  These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving capital from third parties. The company is currently in the process of implementing a strategic growth plan through acquiring a number of industry related businesses. By acquiring additional revenue sources and launching our internal growth plans, we feel as a company, we will be able to reach our profitability marks efficiently.    No assurance can be given that the Company will be successful in these efforts.

Results of Operations – for the three months and Six Months Ended June 30, 2015 and the three months and six months ended June 30, 2014

Summary of Operations:

Revenues

Revenue for the three months ended June 30, 2015 was $144,695 and $142,200 for the three months ended June 30, 2014. For the six months ended June 30, 2015 revenue was 320,323 versus $290,028 for the same period in 2014. This resulted in a gross profit of $57,813 and $61,726 for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014 the gross profit was $132,147 and 109,474, respectively.

Selling, General and Administrative Expenses (SG&A):

General and administrative expenses were $74,811 for the three months ended June 30, 2015 and $123,182 for the six months ended June 30, 2015. As compared to $91,571 and $132,240 for the same periods in 2014.

Interest Expense

Interest expenses for the three months ended June 30, 2015 $29,408 as compared to $16,813 for the three months ended June 30, 2014. Interest expense for the six months ended June 30, 2015 were $61,968 as compared to $31,880 for the same period in 2014. The increases from 2014 to 2015 is due to increased borrowing by the company

Net loss

The above resulted in a net loss of $46,406 and $46,658 for the three months ended June 30, 2015 and 2014, respectively. Net loss was $53,003 and $54,646 for the six months ended June 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

In May, 2014 the Company entered into a business loan and security agreement, whereby it borrowed $75,000 from an unrelated third party. The amount outstanding at December 31, 2014 was $48,812, net of discount. The loan is repayable in 378 payments of $288 due each business day beginning May 1, 2014. The loan is collateralized by substantially all assets of the Company and is personally guaranteed by the president of the Company. As of December 31, 2014, the Company has made all required payments of $288 due each business, and is not delinquent in its obligation.

On November 15, 2013 the Company issued a promissory note in the amount of $70,000 to Georgia Peaches a related party. The note bears interest at 11% per annum. The note is payable in monthly installments of interest only until the maturity date, and is personally guaranteed by the president of the Company. The $70,000 loan is between Ken's Custom Upholstery, Inc. and Georgia Peaches, LLC; Ken's Custom Upholstery received net proceeds of $60,000 pursuant to the loan agreement with Georgia Peaches due to the requirement to immediately pay Georgia Peaches' legal counsel $10,000 from the loan proceeds; The loan is due the earlier of November 15, 2014 or seven calendar days after "Borrower has been issued a ticker symbol on an over-the-counter exchange in connection with Borrower's initial public offering." The loan is guaranteed by Ken Kovie. The loan has been extended to May 15, 2015.

The company will need to seek capital from other resources such as private placements in the Company’s common stock or debt financing, which may not even be available to the Company. However, if such financing were available it would likely have to pay additional costs associated with such financing and in the case of high risk loans be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such financing.  If the company cannot raise additional proceeds via such financing, it would be required to cease business operations.

The company has used these funds for operational expenses such as fabric and other materials necessary for refurbishing furniture.

Business credit cards are used to purchase materials needed to complete the reupholstery of furniture, to operate and maintain the business vehicles, as well as general office supplies, and business maintenance.

In August 2013, the Company entered into a funding agreement for the sale of future credit card receivables  pursuant to which the purchaser acquired $27,600 of future credit card receivables for a purchase price of $20,000 which amount is payable at the rate of 20% of the amount of credit card receivables collected.  In addition, on February 25, 2014 the Company entered into another funding agreement in which the purchase acquired $28,380 of future credit card receivables for a purchase price of $21,500.  The Company is amortizing the original discount as interest expense proportionally to the collection of the credit card receivables. This liability was fully paid as of December 31, 2014 from the proceeds of the loan referred to in the next paragraph.

In July, September, and December 2014, the Company entered into three separate Purchase agreements with Continental Capital Advance, Inc. (“Continental”), an unrelated finance company, in the aggregate amount of $142,800 less an original discount of $42,800 for net proceeds to the company of $100,000 (less repayments under the previous agreement still outstanding upon consummation of new agreement). Under the terms of the agreement the Company sells, assigns, and transfers to Continental all of its interests in each of its future credit card receivables due to the Company from its credit card processor, until the collection of the amount of future receivables have been collected by Continental. As stated in the agreement, Continental is to be paid an undefined percentage of the Company’s future credit card receipts. In lieu of the collection of the percentage of credit card receipts, the Company and Continental have agreed that the payment of the purchase amount will be repaid by the Company in 110 payments of $516 due each business day beginning on the first day after the loan was disbursed, until the full amount due under the agreement is paid. The Company has granted to Continental a lien on and security interest in all of the future receivables, as defined in the agreement. The Company and the president of the Company have granted a lien and security interest in all personal and real property owned by them. The agreement is personally guaranteed by the president of the Company. The Company’s involvement with the receivable during the term of the agreement is the undefined percentage of credit card receipts not applicable to Continental, although due to the daily payments being made toward the agreement, the Company has been collecting the full amount of credit card receipts. On December 29, 2014 the Company entered into the third agreement with Continental whereby it received $40,000 less amounts owed under the previous existing agreements (in which the Company did not make all the required daily payments) of $21,867 for proceeds of $18,133. The total repayment of the third agreement is $56,800, which is currently being repaid in the same 110 payments of $516 due each business day until the full amount due under the agreement is paid. The Company has recorded the amount of the total repayment as a financing debt, with the difference between the proceeds received and the total repayment amount as a discount, which is being amortized as imputed interest (at an effective rate of 246%) over the life of the agreement which is the date that the total repayments will be made assuming the Company is timely in all of its payments.

On October 27, 2014 the Company entered into a Payment Rights Purchase and Sale Agreement with EBF Partners, LLC (“EBF”) an unrelated finance company in the amount of $28,000 less an original discount of $8,000 for net proceeds to the company of $20,000. Under the terms of the agreement the Company sells, assigns, and transfers to EBF, without recourse, the specified percentage (defined as 15% under the agreement) of the proceeds of each future sale (as defined by the agreement) made by the Company until the purchased amount has been paid to EBF. The agreement also defines a daily payment amount of $280, which is being paid to EBF each business day as payment of the specified percentage, which amount has been intended to represent the specified percentage of the Company’s future receipts. The Company has granted to EBF a lien on and security interest in all of the future receipts, as defined in the agreement. The Company and the president of the Company have granted a lien and security interest in all personal and real property, owned by them. The agreement is personally guaranteed by the president of the Company. The Company’s involvement with the receivable during the term of the agreement is the percentage future receipts not applicable to EBF. The Company has recorded the amount of the total repayment as a financing debt, with the difference between the proceeds received and the total repayment amount as a discount, which is being amortized as imputed interest (at an effective rate of 259%) over the life of the agreement which is the date that the total repayments will be made assuming the Company is timely in all of its payments.

On November 11, 2014 the Company entered into a Purchase and Sale of Future Receivables with PIRS Capital, LLC (“PIRS”) an unrelated finance company in the amount of $22,350 less an original discount of $7,350 for net proceeds to the company of $15,000. Under the terms of the agreement the Company sells, assigns, and transfers to PIRS all of the Company’s future accounts, contract rights and other obligations arising from or relating to the payment of monies from the Company’s customers and/or other third party payers for the payment of the Company’s sale of goods and services until the purchased amount has been paid to PIRS. Under the terms of the agreement, the purchased amount shall be paid to PIRS as a percentage (defined as 20% under the agreement) of the Company’s settlement amounts due from each transaction. The agreement also defines a daily payment amount of $248, which is being paid to EBF each business day as payment of the specified percentage, which amount has been intended to represent the specified percentage of the Company’s future receipts. The Company has granted to PIRS a lien on and security interest in all of the future receipts, as defined in the agreement. The Company and the president of the Company have granted a lien and security interest in all personal and real property, owned by them. The agreement is personally guaranteed by the president of the Company. The Company’s involvement with the receivable during the term of the agreement is the percentage future receipts not applicable to PIRS. The Company has recorded the amount of the total repayment as a financing debt, with the difference between the proceeds received and the total repayment amount as a discount, which is being amortized as imputed interest (at an effective rate of 344%) over the life of the agreement which is the date that the total repayments will be made assuming the Company is timely in all of its payments.

Net cash provided by operations was $3,677 during the six months ended June 30, 2015 and cash used was ($83,502) for the six months ended June 30, 2014. Net cash flows provided by operating activities for the six months ended June 30, 2015 mainly consisted substantially of a net loss of $53,003 offset by increase in accounts payable accrued expenses.

Cash provided by investing activities totaled $0 for the six months ended June 30, 2015.

Assets and Liabilities:

For the six months ended June 30, 2015, we had total current assets of $30,683 which included cash of $13,623 and current liabilities of $596,660.

Off-Balance Sheet Arrangements

As of June 30, 2015, we do not have any off-balance sheet arrangements.

Inflation

Inflation has not had a material impact on our business and we do not expect inflation to have an impact on our business in the near future

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company's management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2015, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Common Share Issuances

The Company has authorized 100,000,000 common shares and 10,000,000 preferred shares, both with a par value of $0.0001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On December 26, 2013 the Company issued 6.000,000 shares in association with a subscription agreement for $600. The subscription receivable was paid to the Company on March 17, 2014.

On December 26, 2013 the Company issued 550,000 shares for consulting services. The Company valued these shares at the price per share issued with the subscription agreement referred to above. In October 2014, 200,000 of these shares were cancelled and 80,000 reissued pursuant to the original contract with the service provider.

During the year ended December 31, 2014, the company issued 20,200 shares of common stock to private investors for gross proceeds of $35,300.

On January 21, 2015, the company issued 1,000 shares of common stock to a private investor for proceeds of $2,500

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPHOLSTERY INTERNATIONAL, INC.

(Registrant)

By: /s/Ken Kovie

Ken Kovie
President (principal executive officer), Chief Financial Officer (principal accounting officer), Treasurer and Member of the Board of Directors

Date: August 19, 2015